Form 10-Q
period 1996-03-31
SAVOY PICTURES ENTERTAINMENT INC
filed 1996-05-15
CIK 897079

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                           to

                         Commission file number 0-21234

                       SAVOY PICTURES ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)
                                      Delaware                   13-3649014
                           (State or other jurisdiction of   (I.R.S. Employer
                           incorporation or organization)   Identification No.)

                    Carnegie Hall Tower, 152 West 57th Street
                               New York, NY  10019
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 247-5810
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
         As of May 13, 1996, there were 30,041,932 shares of Common Stock outstanding.

                                    SAVOY PICTURES ENTERTAINMENT, INC.

                                                  INDEX

                                     PART I.  FINANCIAL INFORMATION

                                                                 Page No.
                Item 1.      Financial Statements (Unaudited)

                             Consolidated Balance Sheets -
                             March 31, 1996 and December 31, 1995  . . . . 4

                             Consolidated Statements of Operations -
                             Three Months Ended March 31, 1996 and
                             March 31, 1995 . . . . . . . . . . . . . . .  5

                             Consolidated Statement of Stockholders'
                             Equity - Three Months Ended March 31, 1996 . 6

                             Consolidated Statements of Cash Flows -
                             Three Months Ended March 31, 1996 and
                             March 31, 1995  . . . . . . . . . . . . . .  7

                             Notes to Consolidated Financial
                             Statements  . . . . . . . . . . . . . . . .  8

              Item 2.        Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations . . . . . . . . . . . . . . . . . 12

                                                     PART II.  OTHER INFORMATION

              Item 1.        Legal Proceedings . . . . . . . . . . . . .  18

              Item 2.        Changes in Securities . . . . . . . . . . .  18

              Item 3.        Defaults Upon Senior Securities . . . . . .  18

              Item 4.        Submission of Matters to a Vote of
                             Security Holders . . . . . . . . . . . . .   18

              Item 5.        Other Information . . . . . . . . . . . . .  18

              Item 6.        Exhibits and Reports on Form 8-K  . . . . .  18

              Signature . . . . . . . . . . . . . . . . . . . . . . . .   19

              Exhibit Index . . . . . . . . . . . . . . . . . . . . . .   20

/TABLE

                                           PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements.

                                         SAVOY PICTURES ENTERTAINMENT, INC.
                                              Consolidated Balance Sheets

                               March 31, 1996               December 31, 1995
                                (Unaudited)
ASSETS                               (In thousands, except share amounts)

Cash and cash equivalents  . . . . . $25,185                       $17,448
Accounts receivable  . . . . . . . .  24,380                        35,664
U.S. Government securities . . . . .  28,777                       102,579
Inventories, net (Note 3)  . . . . . 158,816                       178,532
Fixed assets, net  . . . . . . . . .  20,005                        19,938
Broadcast licenses and other
  intangibles . . . . . . . .        258,578                       260,785
Deferred charges, net  . . . . . . .   5,970                        11,551
Other assets . . . . . . . . . . . .   3,612                         3,757
    Total assets . . . . . . . . . .$525,323                      $630,254

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
  expenses . . . . . . . . . . . . . $29,511                       $41,687
Deferred revenue . . . . . . . . . .  28,480                        23,362
Deferred taxes . . . . . . . . . . .     253                           653
Note payable - related parties . . .  12,500                        12,500
Long-term debt - other . . . . . . .  39,076                        39,120
Corporate Facility . . . . . . . . .  23,500                        95,000
Broadcast Facility . . . . . . . . . 131,500                       134,000
    Total liabilities  . . . . . . . 264,820                       346,322

Minority interest (Note 1) . . . . .  68,346                        68,963
Commitments (Note 3)
Stockholders' equity:
Preferred Stock, $.01 par value:
    authorized shares - 10,000,000;
      issued and outstanding shares
       - none
Common Stock, $.01 par value:
    authorized shares - 100,000,000;
      issued and outstanding shares -
      30,041,932 in 1996 and 1995       300                            300
Additional paid-in capital . . . . . 66,952                        366,952
Unamortized value of
  restricted stock  . . . . . . . .  (7,176)                        (7,531)
Unrealized losses on U.S.
  Government securities  . . . . .        5                             58
Deficit  . . . . . . . . . . . .   (167,924)                      (144,810)
  Total stockholders' equity . . .  192,157                        214,969
    Total liabilities and
     stockholders' equity . . . .  $525,323                       $630,254

   See accompanying notes./TABLE

                              SAVOY PICTURES ENTERTAINMENT, INC.
                           Consolidated Statements of Operations
                                     (Unaudited)
                                         Three Months           Three Months
                                            Ended                   Ended
                                       March 31, 1996(a)      March 31, 1995
                                     (In thousands, except per share amounts)
Revenues:
    Filmed entertainment . . . . . .       $16,850                $8,939
    Broadcasting, net  . . . . . . .        10,724                    --
                                            27,574                 8,939
Filmed entertainment costs:
    Costs related to revenue  . . . .       26,274                13,929
    Selling, general, and administrative  .  4,103                 3,431
                                            30,377                17,360
Broadcasting costs:
    Selling, general, and administrative  .  2,818
    Operating expenses  . . . . . . . . . .  4,955
    Amortization of broadcast rights
     and other  . . . . . . . . . . . . . .    978
    Depreciation and amortization . . . . .  2,230
    Corporate overhead  . . . . . . . . . .    656
                                            11,637                    --
Operating loss:
    Filmed entertainment  . . . . . . . .  (13,527)               (8,421)
    Broadcasting  . . . . . . . . . . . .     (913)                    --
                                           (14,440)               (8,421)

Interest income . . . . . . . . . . . . .    1,251                 2,499
Interest expense  . . . . . . . . . . . .    5,573                   195
                                            (4,322)                 2,304
Loss before income taxes, minority
  interest and extraordinary charge  . . . (18,762)               (6,117)
Income tax expense (benefit)  . . . . . . .   (393)                   60
Minority Interest in SF Broadcasting  . . .   (782)                    --
Loss before extraordinary charge  . . . . .(17,587)               (6,123)
Extraordinary charge, reduction in
  Corporate Facility (Note 4) . . . . . . . (5,527)                    --
Net loss  . . . . . . . . . . . . . . . . .$23,114)              ($6,123)

Loss per share:
  Loss before extraordinary charge  . . . .  ($.59)                ($.21)
  Extraordinary charge  . . . . . . . . . .   (.19)                    --
  Net income  . . . . . . . . . . . . . . .  ($.78)                ($.21)

Average shares outstanding  . . . . . . . . 29,633                29,537

(a) The SF Broadcasting Companies acquired WVUE-TV, WALA-TV, and KHON-TV on
August 22, 1995 and WLUK-TV on April 28, 1995. Accordingly, broadcasting results of operations for the three months ended March 31, 1996 have no comparable results in 1995.

See accompanying notes./TABLE

                                SAVOY PICTURES ENTERTAINMENT, INC.
                         Consolidated Statement of Stockholders' Equity
                                       (Unaudited)



                                                                   Unrealized
                                                                      Gains
                                                      Unamortized   (Losses)
                                       Additional      Value of     on U.S.
                         Common          Paid-In        Restricted   Government
                         Stock          Capital        Stock       Securities       Deficit        Total
                                                             (In thousands)


Balance at
  December 31, 1995  . .          $300      $366,952         ($7,531)             $58     ($144,810)      $214,969

Amortization of deferred
    compensation on
    Restricted Stock  . . . . . .           --            --               355             --             --            355

Change in unrealized gains
    (losses)  . . . . . . . . . .           --            --               --             (53)            --           (53)

Net loss  . . . . . . . . . . . .           --              -              --              --        (23,114)      (23,114)
                                                           -
Balance at March 31, 1996 . . . .          $300      $366,952         ($7,176)              $5     ($167,924)      $192,157

See accompanying notes./TABLE

                                                 SAVOY PICTURES ENTERTAINMENT, INC.
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)

                                                                                        Three Months            Three Months
                                                                                           Ended                    Ended
                                                                                         March 31,                March 31,
                                                                                            1996                    1995
                                                                                                   (In thousands)

                Operating activities
                Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .               ($23,114)                ($6,123)
                Adjustments to reconcile net income to net cash
                  provided by (used in) operating activities:
                    Depreciation and amortization . . . . . . . . . . . . .                   3,447                     337
                    Amortization of premium on U.S. Government
                        securities  . . . . . . . . . . . . . . . . . . . .                     431                     866
                    Amortization of restricted stock  . . . . . . . . . . .                     355                     354
                    Inventory amortization  . . . . . . . . . . . . . . . .                  26,826                  13,929
                    Gain on sale of U.S. Government securities  . . . . . .                   (158)                     --
                    Benefit for deferred income taxes . . . . . . . . . . .                   (400)                     --
                    Minority interest in SF Broadcasting  . . . . . . . . .                   (782)                     --
                    Extraordinary charge  . . . . . . . . . . . . . . . . .                   5,527                     --

                Changes in operating assets and liabilities:
                    Accounts receivable . . . . . . . . . . . . . . . . . .                  11,284                 (1,087)
                    Inventories . . . . . . . . . . . . . . . . . . . . . .                 (7,110)                (38,588)
                    Other assets  . . . . . . . . . . . . . . . . . . . . .                   (139)                   (625)
                    Accounts payable and accrued expenses . . . . . . . . .                (12,176)                  12,999
                    Deferred revenue  . . . . . . . . . . . . . . . . . . .                   5,118                       8
                    Net cash provided by (used in) operating activities . .                   9,109                (17,930)

                Investing activities
                Purchases of U.S. Government securities . . . . . . . . . .                (23,498)                (74,451)
                Maturities of U.S. Government securities  . . . . . . . . .                     --                   71,788
                Sales of U.S. Government securities . . . . . . . . . . . .                  96,165                     --
                Decrease (increase) in interest receivable  . . . . . . . .                     809                 (1,011)
                Purchases of fixed assets . . . . . . . . . . . . . . . . .                   (303)                   (283)
                    Net cash provided by (used in) investing activities . .                  73,173                 (3,957)

                Financing activities
                Repayments of Corporate Facility  . . . . . . . . . . . . .                (71,500)                     --
                Repayments of Broadcast Facility  . . . . . . . . . . . . .                 (2,500)                     --
                Increase in deferred charges  . . . . . . . . . . . . . . .                   (710)                   (520)
                Capital contribution from minority shareholder  . . . . . .                    165
                    Net cash used in financing activities . . . . . . . .                  (74,545)                   (520)

                Net increase (decrease) in cash and cash equivalents  . . .                   7,737                (22,407)
                Cash and cash equivalents at beginning of period  . . . . .                  17,448                  27,052
                Cash and cash equivalents at end of period  . . . . . . . .                 $25,185                  $4,645
                See accompanying notes.
                                                              /TABLE

                       SAVOY PICTURES ENTERTAINMENT, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)

Note 1 - Basis of Presentation

Description of Business

Savoy Pictures Entertainment, Inc. (the "Company") operates in the television broadcasting and motion picture businesses. Through its subsidiaries, the Company currently owns a 75% interest in four VHF television stations located in the 41st through 70th largest markets in the United States; however, its interest in WLUK-TV will be reduced to 50% in the near term (see Note 2). In the past, the Company developed, financed, produced, marketed and distributed motion pictures. Since the fourth quarter of 1995, the Company has been taking actions to suspend, by mid-1996, its marketing and distribution activities and has significantly reduced its other activities in the motion picture business.

On November 27, 1995, the Company, Silver King Communications, Inc. ("Silver King") and Thames Acquisition Corp. ("Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to, and subject to the terms and conditions of which, Silver King has agreed to acquire the Company (the "Merger"). Upon consummation of the Merger, Sub will be merged into the Company and each issued and outstanding share of common stock of the Company, par value $0.1 per share (the "Common Stock"), will be converted into the right to receive 0.20 of a fully paid and nonassessable share of common stock, $.01 par value per share, of Silver King. As a result, the Company will become a wholly-owned indirect subsidiary of Silver King.

Silver King's, and the Company's, obligation to consummate the Merger is subject to certain conditions, including, among others, (i) receipt of all necessary regulatory approvals; (ii) the approval by a requisite vote of Silver King's stockholders of the issuance of Silver King stock in connection with the Merger and (iii) the approval by a requisite vote of the Company's stockholders of the Merger Agreement and the Merger. There can be no assurances as to whether, or when, such conditions will be satisfied or whether any regulatory approvals may have certain conditions. In the Merger Agreement, the Company has covenanted as to itself and its subsidiaries that, until the consummation of the Merger or the termination of the Merger Agreement, among other things, it will not, without the consent of Silver King, take certain actions outside the ordinary course of business or engage in certain specified transactions, whether or not in the ordinary course of business. Accordingly, the Company must seek the consent of Silver King prior to making many business decisions and there can be no assurance that Silver King will grant its consent with respect to actions which that Company desires to take.
The Company, Sub and
Silver King have entered into Amendment No. 1, dated as of May 8, 1996, to the Merger Agreement ("Amendment No.1") extending certain dates in the Merger Agreement. Amendment No. 1 extends the termination date for the Merger Agreement from May 30, 1996 to July 30, 1996, except that, if the Merger has not been consummated due to the failure to obtain approval by the Federal Communications Commission, then such date may, under certain circumstances, be extended to October 30, 1996.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Minority interest represents the interest of a subsidiary of Fox Television Stations, Inc. in the SF Broadcasting Companies, as described in Note 2. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The SF Broadcasting Companies acquired WVUE-TV ("WVUE"), WALA-TV ("WALA"), and KHON-TV ("KHON") on August 22, 1995 and WLUK-TV ("WLUK") on April 28, 1995 (the four stations are collectively referred to herein as the "SF Stations"). Accordingly, broadcasting results of operations for the three months ended March 31, 1996 have no comparable results in 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K. Certain amounts in 1995 have been reclassified to conform to the 1996 presentation.


Note 2 - Ownership of the SF Stations

A subsidiary of the Company currently owns 75% of the common equity and 100% of the voting stock of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. (together with their subsidiaries the "SF Broadcasting Companies") and a subsidiary of Fox Television Stations, Inc. ("Fox Television Stations") owns the remainder of the non-voting common stock of the SF Broadcasting Companies and approximately $39 million of preferred stock. The FCC orders approving the transfer of the licenses for the SF Stations to the SF Broadcasting Companies are subject to the final rule making with respect to the television station attribution rules with respect to Fox Television Stations' investment in the SF Broadcasting Companies.
On April 24, 1996, Fox Television Stations gave the
Company written notice of the exercise of its option to acquire an additional 25% non-voting interest in SF Broadcasting of Wisconsin, Inc. which owns WLUK. The closing of such option must occur within 60 days of the notice of exercise unless postponed by Fox Television Stations and the Company. Until
August 22, 1996, Fox may give notice of the exercise of an option, subject to all necessary regulatory approvals, to acquire up to an additional 25% non-voting interest in SF Multistations, Inc. Collectively, such options are referred to herein as the "Exchange Options."
The following unaudited pro forma
consolidated financial information gives effect to the acquisitions of the SF Stations as if they had occurred at the beginning of the period presented. These pro forma results include certain adjustments, primarily increased amortization and interest expense, anticipated cost savings at the stations, and the elimination of non-recurring expenses incurred by the seller. The pro forma information is not necessarily indicative of what the results would have been had the acquisitions occurred at the beginning of the respective period nor are they necessarily indicative of future operating results of the combined company. Certain amounts in the acquired companies' statements of operations have been reclassified to conform with the SF Broadcasting Companies' presentation.

                                                                                            Pro Forma
                                                                                           Three Months
                                                                                              Ended
                                                                                          March 31, 1995
                                                           (In thousands,
                                                      except per share amount)

                    Revenues                                                                    $22,270

                    Net loss                                                                    (8,212)

                    Net loss per share                                                            (.28)


Note 3 - Inventories

Inventories are comprised of the following (in thousands):

                                                           March 31, 1996                 December 31,1995
                  Unamortized film costs:
                        Released                              $42,705                         $58,836
                        In process                            113,500                         116,313
                                                              156,205                         175,149

                  Television broadcast rights                   2,611                           3,383
                                                             $158,816                        $178,532

Future payments relating to commitments for television broadcast rights not yet available for broadcast as of March 31, 1996 were $5.9 million. The liabilities and assets related to these commitments have not been recognized in the accompanying consolidated financial statements.
Note 4 - Extraordinary
Charge The Company entered into an amendment to its Corporate Facility, dated as of March 11, 1996, which provided, among other things, that the Commitment (as defined) of the Lenders would, effectively, be reduced to $20 million until December 31, 1996. The extraordinary charge of $5.5 million for the three months ended March 31, 1996 represents a charge for the deferred credit facility costs relating to the reduction of the Commitment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company operates in the television broadcasting and motion picture businesses. Through its subsidiaries, the Company currently owns a 75% interest in four VHF television stations located in the 41st through 70th largest markets in the United States; however, its interest in WLUK-TV will be reduced to 50% in the near term (see Note 2). In the past, the Company developed, financed, produced, marketed and distributed motion pictures. Since the fourth quarter of 1995, the Company has been taking actions to suspend, by mid-1996, its marketing and distribution activities and has significantly reduced its other activities in the motion picture business.

In November 1995, the Company, Silver King and Sub entered into the Merger Agreement pursuant to, and subject to the terms and conditions of which, Silver King has agreed to acquire the Company (see Note 1).

Liquidity and Capital Resources

During the three months ended March 31, 1996, the Company's operating activities provided $9.1 million of cash. During the same period, sales of U.S. Government Securities provided $96.2 million of cash which was used primarily to repay outstanding borrowings under the Corporate Facility (as described below).

On November 18, 1995, the Company entered into an agreement with New Line Cinema to distribute five motion pictures. Under the agreement, the Company received advance payments of $9.4 million during the first quarter of 1996 and $11.3 million during 1995. New Line Cinema released two of the pictures, A Thin Line Between Love and Hate and Faithful in April 1996 and the three remaining pictures are expected to be released in 1996.

Financing Arrangements

Corporate Facility. The Company entered into an amendment to its Corporate Facility, dated as of March 11, 1996, which provided, among other things, that
(i) the Commitment (as defined) of the Lenders would, effectively, be reduced to $20 million until December 31, 1996, (ii) the Company would not borrow amounts in excess of certain specified collateral and (iii) the consummation of the Merger would not constitute certain events of default relating to a change in control. The Corporate Facility has been used primarily to fund the Company's investment in the SF Broadcasting Companies in 1995, and for other corporate purposes. The Corporate Facility will mature in 1999.

If the Merger Agreement is terminated for any reason or if the Company, prior to December 31, 1996, is not able to renegotiate the Corporate Facility with its lenders, the Company has agreed that it will not borrow any amounts under the Corporate Facility after such time and will repay all outstanding loans at such time. The Company intends to commence negotiations with its lenders with respect to modifying the terms of the Corporate Facility prior to December 31, 1996, whether or not the Merger is consummated. If the Corporate Facility is not renegotiated, the Company intends to pursue additional financing opportunities. There can be no assurances that the Corporate Facility will be successfully renegotiated or that any such additional financing will be obtained by the Company. The Company believes it will have sufficient resources to conduct its business as currently planned for 1996.

During the first quarter of 1996, the Company sold U.S. Government securities for gross cash proceeds of $96.2 million, repaid $71.5 million of its Corporate Facility, and placed substantially all of the remaining proceeds in a collateral account for the benefit of the lenders under the Corporate Facility. At March 31, 1996, $23.5 million was outstanding, and the Company had $20 million available (subject to compliance with certain financial covenants) under the Corporate Facility. During April and May 1996, the Company repaid the remaining $23.5 million outstanding under the Corporate Facility.

Broadcast Facility. The SF Broadcasting Companies financed their purchase of the SF Stations, in part, through $135 million of acquisition loans under the Broadcast Facility. Such acquisition loans are payable in 20 consecutive quarterly installments commencing on September 30, 1997, and are subject to mandatory prepayment out of the SF Stations' excess cash flow (as defined). At March 31, 1996, $131.5 million was outstanding and the SF Broadcasting Companies had $10 million of revolving, working capital loans available (subject to compliance with certain financial covenants) under the Broadcast Facility. The Broadcast Facility will mature in 2002.

Under certain limited circumstances, until June 30, 1997, the Company and Fox may be required to contribute additional capital to the SF Broadcasting Companies if certain financial covenants are not met. If the decline in revenue described in "Results of Operations" continues, Fox Television Stations and the Company may have to contribute additional capital. The Broadcast Facility contains a requirement that the Company and Mr. Victor Kaufman and Mr. Lewis Korman maintain effective control of the SF Broadcasting Companies.


Results of Operations

Three Months Ended March 31, 1996 in Comparison to the Three Months Ended March 31, 1995

Filmed Entertainment

The financial success of motion pictures is dependent upon a number of factors, the most important of which are public acceptance and costs. The results of operations in one fiscal period are not necessarily indicative of those in any other fiscal period.

In connection with the Company's decision to limit its financing of motion pictures and in contemplation of the pending Merger with Silver King, which may be developing its own television production operations, the Company has suspended its movie-of-the-week television production operations, which have not generated any significant revenues for the Company. In the event the Merger is not consummated, the Company will reevaluate such operations.

The Company's reduced activities in filmed entertainment will significantly reduce its revenues, costs and losses in its motion picture business in comparison to 1995 and prior years. Its reduced capital commitment to the motion picture business may improve its liquidity in the short term, as limited additional investments are made in film projects and the Company's existing film inventory assets are exploited in ancillary markets and their values otherwise realized.

Film revenues increased $7.9 million to $16.8 million in the three months ended March 31, 1996 from $8.9 million in the three months ended March 31, 1995 primarily due to the timing of the Company's theatrical releases and availability of product in secondary markets. Revenues for the three months ended March 31, 1996 included the video availability of Last of the Dogmen and Steal Big Steal Little and the pay television availability of Circle of Friends. Revenues for the three months ended March 31, 1995 included the theatrical release of The Walking Dead and certain other ancillary revenues from previous releases. Costs related to revenues increased $12.4 million to $26.3 million in the three months ended March 31, 1996 from $13.9 million in the three months ended March 31, 1995 primarily due to the amortization of film costs, including a loss from the release of the film Getting Away With Murder, for which the Company's costs exceeded its anticipated revenues due to limited market acceptance.

Selling, general and administrative expenses increased $0.7 million to $4.1 million in the three months ended March 31, 1996 from $3.4 million in the three months ended March 31, 1995, primarily due to the Company not capitalizing overhead to the acquisition or production of film projects in connection with its decision to suspend, by mid-1996, its marketing and distribution activities.

Broadcasting

As described in Note 2, the SF Broadcasting Companies acquired WVUE, WALA, and KHON on August 22, 1995 and WLUK on April 28, 1995. Accordingly, broadcasting results of operations have been included for the three months ended March 31, 1996 but have not been included for the three months ended March 31, 1995. All broadcasting results described herein are before giving effect to Fox's minority interest. On April 24, 1996, Fox Television Stations gave the Company written notice of the exercise of its option to acquire an additional 25% non-voting interest in SF Broadcasting of Wisconsin, Inc. which owns WLUK (see Note
2).

Net broadcasting revenues of $10.7 million for the three months ended March 31, 1996 consist primarily of local and national advertising revenues.

Because the SF Stations have only recently switched their network affiliation to the Fox Broadcasting Network ("Fox"), there can be no assurance that the new network affiliation will be successful for the Company. Based on the experience of other companies' stations that have switched their affiliation to Fox, the period following such a switch is a transitional one, which it is believed may adversely impact revenues and, to a greater relative extent, net income and broadcast cash flow. The SF Stations are experiencing such effects. For the three months ended March 31, 1996, aggregate revenues for the SF Stations are down approximately 19% compared to the comparable period of 1995, which quarter, in 1995, accounted for approximately 22% of the revenues (and 15% of the broadcast cash flow) for the full year. Revenues at WALA, WLUK and WVUE are, on the average for the three stations, approximately 14% lower, and at KHON are 27% lower, compared to the comparable period of 1995. Revenues at

KHON are down to a greater extent than at the other three stations because a significant number of the advertisers had delayed making purchases of advertising on KHON until after the first quarter, while awaiting the results of the February 1996 sweeps. During the February 1996 sweeps, KHON established that it had retained its strong position as generally the highest rated station in its market. Management believes that, in light of these ratings, advertisers should begin to return to KHON over time, although there can be no assurances of this. While ratings at the other SF Stations have declined since the switch in affiliation, as have ratings at other stations following their switch to Fox, WVUE was the third rated station, and WALA was tied with one other station as the second rated station, in household ratings in their markets during common prime time for the February 1996 sweeps. With viewers in the 18-49 and 25-54 age brackets during common prime time, which are viewers sought after by advertisers, WALA tied for first in ratings in the 18-49 age bracket and was third in the 25-54 age brackets and WVUE was third in both age brackets. The ratings at WALA and WVUE for certain other day-parts and demographics placed the stations below the ranks described above. The ratings at WALA may have been affected by the local NBC affiliate encountering transmission difficulties during this period. The ratings at WLUK during common prime time for the February 1996 sweeps, including with respect to the age groups discussed above, placed the station in fourth place in household and in both age brackets in its market. The longer-term performance of the SF Stations after the initial transition period (which may last up to 12 to 18 months) will depend upon the management of each station in its local market, the adaptability of that station and its programming to the local market and the desire of advertisers to place advertising on each station, as to all of which there can be no assurance.

Selling, general, and administrative costs of $2.8 million for the three months ended March 31, 1996 primarily include sales commissions, sales overhead, promotion, and general expenses. Operating expenses of $5.0 million for the three months ended March 31, 1996 primarily include news, commercial production, and operations costs.

Amortization of broadcast rights of $1.0 million for the three months ended March 31, 1996 (including barter expense) has been calculated based on the respective contract terms or based on the number of runs to be shown.

Depreciation and amortization expense of $2.2 million for the three months ended March 31, 1996 relates to the amortization of broadcast licenses and other intangibles and the depreciation of fixed assets.

Corporate overhead of $0.7 million for the three months ended March 31, 1996 primarily consists of executive compensation, rent, utilities and franchise taxes.

Broadcasting operating loss for the three months ended March 31, 1996 was $913,000. $685,000 of such operating loss relates to the Company's interest in the SF Broadcasting Companies and $228,000 relates to Fox Television Stations' minority interest.

Broadcast Cash Flow -- SF Stations

Broadcast cash flow is defined as broadcast operating income, plus broadcast corporate overhead, depreciation and amortization, and amortization of broadcast rights, minus cash payments for broadcast rights. Cash payments for broadcast rights represent cash payments made for current program payables adjusted to reflect fair value. Broadcast cash flow is shown before giving effect to the minority interest or exercise of the Exchange Options. Broadcast cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. Broadcast cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

The following is a reconciliation of broadcast cash flow for the three months ended March 31, 1996 (in thousands):

                                                  Three Months
                                                     Ended
                                                 March 31, 1996
                                                   (Unaudited)


Broadcasting revenues, net  . . . . . . . . . . . .   $10,724
Broadcasting costs  . . . . . . . . . . . . . . . .    11,637
Broadcasting operating loss . . . . . . . . . . . .      (913)
Plus:
    Corporate overhead  . . . . . . . . . . . . . .       656
    Depreciation and amortization . . . . . . . . .     2,230
    Amortization of broadcast rights  . . . . . . .       681
Minus:
    Cash payments for broadcast rights  . . . . . .      (659)
Broadcast Cash Flow (before giving effect
    to the minority interest or exercise of the
    Exchange Options) . . . . . . . . . . . . . . .    $1,995

Interest Income and Interest Expense

Interest income decreased $1.2 million to $1.3 million in the three months ended March 31, 1996 from $2.5 million in the three months ended March 31, 1995 due to the decrease in U.S. Government securities which were sold in 1996 to repay outstanding borrowings under the Corporate Facility.

Interest expense increased $5.4 million to $5.6 million in the three months ended March 31, 1996 from $0.2 million in the three months ended March 31, 1995 due to borrowings under the credit facilities and a reduction in capitalized interest to the acquisition or production of film projects in connection with the Company's decision to suspend, by mid-1996, its marketing and distribution activities.

Income Taxes

Income taxes of $393,000 in 1996 principally represent a tax benefit on the operations of the SF Broadcasting Companies. For tax purposes, the operations of the SF Broadcasting Companies are not consolidated with the Company.

Extraordinary Charge

The extraordinary charge of $5.5 million for the three months ended March 31, 1996 represents a charge for the deferred credit facility costs relating to the reduction of the Commitment under the Corporate Facility.

                           PART II.  OTHER INFORMATION

Item 1.                   Legal Proceedings.

                          Not applicable

Item 2.                   Changes in Securities.

                          Not applicable

Item 3.                   Defaults Upon Senior Securities.

                          Not applicable

Item 4.                   Submission of Matters to a Vote of Security Holders.

                          Not applicable

Item 5.                   Other Information.

                          The Company, Sub and Silver King have entered into Amendment No. 1, dated as of May 8, 1996, to the Merger Agreement ("Amendment No. 1") extending certain dates in the Merger Agreement.
                          Amendment No. 1 extends the termination date for the Merger Agreement from May 30, 1996 to July 30, 1996, except that, if the Merger has not been consummated due to the failure to obtain approval by the Federal Communications Commission, then such date may, under certain circumstances, be extended to October 30, 1996.

Item 6.                   Exhibits and Reports on Form 8-K.

                          a)      Exhibits.

              The exhibit to this report is listed on the exhibit index attached hereto and incorporated by reference herein.

                          b)      Reports on Form 8-K.

                          Not applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SAVOY PICTURES ENTERTAINMENT, INC.

May 15, 1996                        By: /s/ Howard K. Bass
                                    Howard K. Bass
                                    Senior Vice President,
                                    Chief Financial Officer and
                                    Treasurer, signing both in his
                                    capacity as Senior Vice President
                                    on behalf of the Registrant and
                                    as Chief Financial Officer of
                                    the Registrant

                                  EXHIBIT INDEX


  Exhibit                                                              Page

     2       Amendment No. 1 to the Agreement and Plan of Merger,       21
             dated as of May 8, 1996, by and among Silver King
             Communications, Inc., Thames Acquisition Corp. and
             Savoy Pictures Entertainment, Inc.


     27      Financial Data Schedule                                    23