Form 10-Q
period 1996-06-30
SAVOY PICTURES ENTERTAINMENT INC
filed 1996-08-14
CIK 897079

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

     (Mark One)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                                          OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to ________

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

     Yes   X    No
         ------    -----
          As of August 5, 1996, there were 30,041,932 shares of Common Stock outstanding.

                          SAVOY PICTURES ENTERTAINMENT, INC.

                                        INDEX
[
                            PART I.  FINANCIAL INFORMATION

                                                                      Page No.
                                                                      --------
     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -
              June 30, 1996 and December 31, 1995 . . . . . . . . .       3

              Consolidated Statements of Operations -
              Six Months Ended June 30, 1996 and June 30, 1995  . .       4

              Consolidated Statement of Stockholders' Equity -
              Six Months Ended June 30, 1996  . . . . . . . . . . .       5

              Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1996 and June 30, 1995  . .       6

              Notes to Consolidated Financial Statements  . . . . .       7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . .      10

                             PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .      14

     Item 2.  Changes in Securities . . . . . . . . . . . . . . . .      14

     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . .      14

     Item 4.  Submission of Matters to a Vote of Security Holders .      14

     Item 5.  Other Information . . . . . . . . . . . . . . . . . .      14

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . .      14

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .     16

                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                          SAVOY PICTURES ENTERTAINMENT, INC.
                             Consolidated Balance Sheets

                                                  June 30,           December 31,
                                                    1996               1995
                                                  --------           ------------
                                                 (Unaudited)
                                                       (In thousands, except
                                                         per share amounts)
ASSETS
Cash and cash equivalents                          $   30,592        $   17,448
Accounts receivable                                    23,861            35,664
U.S. Government securities                                260           102,579
Inventories, net (Note 3)                             107,350           178,532
Fixed assets, net                                      19,310            19,938
Broadcast licenses and other intangibles, net         256,937           260,785
Deferred charges, net                                   5,083            11,551
Other assets                                            4,760             3,757
  Total assets                                     $  448,153        $  630,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses              $   30,342        $   41,687
Deferred revenue                                       13,053            23,362
Deferred taxes                                             45               653
Note payable - related parties                         12,500            12,500
Long-term debt - other                                 39,031            39,120
Corporate Facility                                         --            95,000
Broadcast Facility                                    131,500           134,000
  Total liabilities                                   226,471           346,322

Minority interest (Note 1)                             71,320            68,963
Commitments (Note 3)
Stockholders' equity:
Preferred stock, $.01 par value:
  authorized shares - 10,000,000; issued and
  outstanding shares--none                                 --                --
Common Stock, $.01 par value:
  authorized shares - 100,000,000; issued and
  outstanding
  shares - 30,041,932 in 1996 and 1995                    300               300
Additional paid-in capital                            366,952           366,952
Unamortized value of restricted stock                  (6,821)           (7,531)
Unrealized gains on U.S., Government securities            --                58
Deficit                                              (210,069)         (144,810)
  Total stockholders' equity                          150,362           214,969
     Total liabilities and stockholders' equity    $  448,153        $  630,254

See accompanying notes.

                          SAVOY PICTURES ENTERTAINMENT, INC.
                        Consolidated Statements of Operations
                                     (Unaudited)



                                             Three Months Ended      Six Months Ended
                                                   June 30,               June 30,
                                             ---------------------   --------------------
                                                1996<F1>      1995     1996<F1>    1995
                                             -----------  --------   ----------  --------

                                               (In thousands, except per share amounts)
 Revenues:
   Filmed entertainment                       $ 27,087    $ 22,371   $ 43,937    $ 31,310
   Broadcasting, net                            12,300       1,816     23,024       1,816
                                                39,387      24,187     66,961      33,126

 Filmed entertainment costs:
   Costs related to revenue                     63,792      23,530     90,066      37,459
   Selling, general, and administrative          3,619       3,195      7,722       6,626
                                                67,411      26,725     97,788      44,085

 Broadcasting costs:
   Selling, general, and administrative          2,742         380      5,440         380
   Operating expenses                            4,907         484      9,982         484
   Amortization of broadcast rights                974          60      1,952          60
   Depreciation and amortization                 2,253         166      4,483         166
   Corporate overhead                              495         384      1,151         384
                                                11,371       1,474     23,008       1,474

   Operating income (loss):
      Filmed entertainment                     (40,324)     (4,354)   (53,851)    (12,775)
      Broadcasting                                 929         342         16         342
                                               (39,395)     (4,012)   (53,835)    (12,433)

 Interest income                                   416       2,114      1,667       4,613
 Interest expense                                3,760          64      9,333         259
                                                (3,344)      2,050     (7,666)      4,354

 Loss before income taxes, minority interest
   and extraordinary charge                    (42,739)     (1,962)   (61,501)     (8,079)
 Income tax expense (benefit)                     (187)          1       (580)          7
 Minority interest in SF Broadcasting             (407)         40     (1,189)         40
 Loss before extraordinary charge              (42,145)     (2,003)   (59,732)     (8,126)
 Extraordinary charge, reduction in
   Corporate Facility (Note 4)                      --          --     (5,527)         --
 Net loss                                     $(42,145)   $ (2,003)  $(65,259)   $ (8,126)

 Loss per share:
   Loss before extraordinary charge           $  (1.42)   $   (.07)  $  (2.02)   $   (.28)
   Extraordinary charge                            --           --   $   (.18)         --
   Net loss                                   $  (1.42)   $   (.07)  $  (2.20)   $   (.28)

 Average shares outstanding                     29,657      29,561     29,633      29,535

<F1>  The SF Broadcasting Companies acquired WVUE-TV, WALA-TV, and KHON-TV on August 22, 1995 and WLUK-TV on April 28, 1995. Accordingly, broadcasting results of operations for the three months ended and six months ended June 30, 1996 generally do not have comparable results in 1995. For information with respect to Fox Television Stations' option to increase its ownership in WVUE-TV, WALA-TV, and KHON-TV up to an additional 25%, see Note 2.

See accompanying notes.


                                                       SAVOY PICTURES ENTERTAINMENT, INC.
                                                 Consolidated Statement of Stockholders' Equity
                                                                   (Unaudited)


                                                                        Unrealized
                                                                           Gains
                                                           Unamortized   (Losses)
                                              Additional    Value of      on U.S.
                                   Common      Paid-In     Restricted   Government
                                   Stock       Capital        Stock     Securities    Deficit     Total
                                   ------     ----------  -----------   ----------    -------     -----
                                                              (In thousands)

 Balance at December 31, 1995    $  300       $  366,952   $  (7,531)   $  58         $(144,810)   $  214,969

 Amortization of deferred
   compensation under 1994
   Restricted Stock Plan             --               --         710        --               --           710

 Change in unrealized gains
   (losses)                          --               --          --      (58)               --           (58)

 Net loss                            --               --          --        --          (65,259)      (65,259)
 Balance at June 30, 1996        $  300       $  366,952   $  (6,821)   $   --        $(210,069)     $150,362


 See accompanying notes.

                                                       SAVOY PICTURES ENTERTAINMENT, INC.
                                                      Consolidated Statements of Cash Flows

                                                                   (Unaudited)

                                                             Six Months         Six Months
                                                                Ended             Ended
                                                            June 30, 1996     June 30, 1995
                                                            -------------     -------------
                                                                     (In thousands)
OPERATING ACTIVITIES
Net loss                                                     $  (65,259)        $   (8,126)

Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                   6,428              1,056
  Amortization of premium on U.S. Government securities             433              1,620
  Amortization of restricted stock                                  710                711
  Inventory amortization                                         85,771             37,072
  Gain on sale of U.S. Government securities                       (158)                --
  Benefit for deferred income taxes                                (608)                --
  Minority interest in SF Broadcasting                           (1,189)                39
  Extraordinary charge                                            5,527                 --

Changes in operating assets and liabilities:
  Accounts receivable                                            11,803             (3,345)
  Inventories                                                   (14,588)          (100,753)
  Other assets                                                   (1,579)            (8,456)
  Accounts payable and accrued expenses                         (11,345)            10,715
  Deferred revenue                                              (10,309)            (6,048)
  Net cash provided by (used in) operating activities             5,637            (75,515)

INVESTING ACTIVITIES
Purchases of U.S. Government securities                         (23,719)           (74,453)
Maturities of U.S. Government securities                         28,498            122,473
Sales of U.S. Government securities                              96,165             25,975
Decrease in interest receivable                                   1,041              2,121
Purchases of fixed assets                                          (385)              (735)
Exercise of Exchange Option (Note 2)                              3,242                 --
Purchase of SF Stations, net of cash acquired                        --            (28,202)
 Net cash provided by investing activities                      104,842             47,179

FINANCING ACTIVITIES
Borrowings (repayments) of Corporate Facility                   (95,000)             5,000
Repayments of Broadcast Facility                                 (2,500)                --
Increase in deferred charges                                       (139)            (8,201)
Capital contributions from minority shareholder                     304                 --
Other                                                                --              5,844
 Net cash provided by (used in) financing activities            (97,335)             2,643

Net increase (decrease) in cash and cash equivalents             13,144            (25,693)
Cash and cash equivalents at beginning of period                 17,448             27,052
Cash and cash equivalents at end of period                   $   30,592         $    1,359

See accompanying notes.

                          SAVOY PICTURES ENTERTAINMENT, INC.
                      Notes to Consolidated Financial Statements
                                    June 30, 1996

                                     (Unaudited)



Note 1 - Basis of Presentation

Description of Business

Savoy Pictures Entertainment, Inc. (the "Company") operates in the television broadcasting and motion picture businesses. Through its subsidiaries, the Company currently owns a controlling interest in four VHF television stations located in the 41st through 71st largest markets in the United States (see Note 2). In the past, the Company developed, financed, produced, marketed and distributed motion pictures. As previously announced, the Company has suspended most of its marketing and distribution activities and has significantly reduced its other activities in the motion picture business.

On November 27, 1995, the Company, Silver King Communications, Inc. ("Silver King") and Thames Acquisition Corp. ("Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to, and subject to the terms and conditions of which, Silver King has agreed to acquire the Company (the "Merger"). Upon consummation of the Merger, Sub will be merged into the Company and, as a result, the Company will become a wholly-owned indirect subsidiary of Silver King.

Silver King's, and the Company's, obligation to consummate the Merger is subject to certain conditions, including, among others, (i) receipt of all necessary regulatory approvals; (ii) the approval by a requisite vote of Silver King's stockholders of the issuance of Silver King stock in connection with the Merger and (iii) the approval by a requisite vote of the Company's stockholders of the Merger Agreement and the Merger. There can be no assurances as to whether, or when, such conditions will be satisfied or whether any regulatory approvals may have certain conditions. In the Merger Agreement, the Company has covenanted as to itself and its subsidiaries that, until the consummation of the Merger or the termination of the Merger Agreement, among other things, it will not, without the consent of Silver King, take certain actions outside the ordinary course of business or engage in certain specified transactions, whether or not in the ordinary course of business. Accordingly, the Company must seek, and has sought, the consent of Silver King prior to making many business decisions and there can be no assurance that Silver King will grant its consent with respect to actions which that Company desires to take.

On August 13, 1996, the Company entered into an Amendment to the Merger Agreement. See Item 5 in this Form 10-Q for additional information concerning the terms and the status of the Merger.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Minority interest represents the interest of a subsidiary of Fox Television Stations, Inc. ("Fox Television Stations") in the SF Broadcasting Companies, as described in Note 2. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The SF Broadcasting Companies (as defined below) acquired WVUE-TV ("WVUE"), WALA-TV ("WALA"), and KHON-TV ("KHON") on August 22, 1995 and WLUK-TV ("WLUK") on April 28, 1995 (the four stations are collectively referred to herein as the "SF Stations"). Accordingly, broadcasting results of operations for the six months ended June 30, 1996 generally do not have comparable results in 1995 (see Note 2). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for its fiscal year ended December 31, 1995. Certain amounts in 1995 have been reclassified to conform to the 1996 presentation.


Note 2 - Ownership of the SF Stations

A subsidiary of the Company currently owns 75% of the common equity of SF Multistations, Inc. ("SF Multistations"), 50% of the common equity of SF Broadcasting of Wisconsin, Inc. ("SF Wisconsin"), and 100% of the voting stock of both SF Multistations and SF Wisconsin (together with their subsidiaries the "SF Broadcasting Companies"). A subsidiary of Fox Television Stations owns the remainder of the non-voting common stock of the SF Broadcasting Companies and approximately $39 million of preferred stock. The FCC orders approving the transfer of the licenses for the SF Stations to the SF Broadcasting Companies are subject to the final rule making with respect to the television station attribution rules with respect to Fox Television Stations' investment in the SF Broadcasting Companies. SF Multistations owns WVUE, WALA, and KHON; SF Wisconsin owns WLUK.

On June 13, 1996, Fox Television Stations acquired, through the exercise of an option, an additional 25% non-voting interest in SF Wisconsin thereby increasing its total non-voting interest to 50%. Until August 22, 1996, Fox may give notice of the exercise of an option, subject to all necessary regulatory approvals, to acquire up to an additional 25% non-voting interest in SF Multistations. Collectively, such options are referred to herein as the "Exchange Options."

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



                                                                         Pro Forma
                                                                        Six Months
                                                                           Ended
                                                                       June 30, 1995
                                                                 ------------------------
                                                                      (In thousands,
                                                                 except per share amount)
 Revenues                                                          $   60,742

  Net loss                                                            (10,177)

  Net loss per share                                                     (.34)

 Note 3 - Inventories

Inventories are comprised of the following (in thousands):


                                        June 30, 1996  December 31,1995
                                        -------------  ----------------


Unamortized film costs:
    Released                             $ 61,441       $ 58,836
    In process                             44,095        116,313
                                         $105,536       $175,149

Television broadcast rights                 1,814          3,383
                                         $107,350        $178,532


Future payments relating to commitments for television broadcast rights not yet available for broadcast as of June 30, 1996 were $7.3 million. The liabilities and assets related to these commitments have not been recognized in the accompanying consolidated financial statements.

Note 4 - Extraordinary Charge

The Company entered into an amendment, dated as of March 11, 1996, to its Credit Agreement, dated as of June 1, 1995 (the "Corporate Facility"), which provided, among other things, that the Commitment (as defined) of the Lenders would, effectively, be reduced to $20 million until the earlier of December 31, 1996, and the termination of the Merger Agreement. However, the Company's ability to borrow under the Corporate Facility is substantially restricted. The extraordinary charge of $5.5 million for the six months ended June 30, 1996, represents a charge taken in the first quarter of 1996 with respect to the effect of the reduction of the Commitment on the deferred Corporate Facility costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company operates in the television broadcasting and motion picture businesses. Through its subsidiaries, the Company currently owns a controlling interest in four VHF television stations. In the past, the Company developed, financed, produced, marketed and distributed motion pictures. As previously announced, the Company has suspended most of its marketing and distribution activities and has significantly reduced its other activities in the motion picture business.

In November 1995, the Company, Silver King and Sub entered into the Merger Agreement pursuant to, and subject to the terms and conditions of which, Silver King has agreed to acquire the Company (see Note 1). See Item 5 in this Form 10-Q for additional information concerning the terms and the status of the Merger.


Liquidity and Capital Resources

During the six months ended June 30, 1996, the Company's operating activities provided $5.6 million of cash. During the same period, sales of U.S. Government Securities provided $96.2 million of cash which was used primarily to repay outstanding borrowings under the Corporate Facility (as described below).

In light of the recent performance of the SF Stations (as described below), the Company and Fox Television Stations will be required to contribute additional capital to the SF Broadcasting Companies during the third and fourth quarters to reduce the outstanding loans under the Broadcast Facility. If Fox Television Stations exercises its Exchange Option with respect to SF Multistations, the Company will be required to make a capital contribution in excess of $16 million for the third quarter. If Fox Television Stations does not exercise that Exchange Option, the Company will be required to make a capital contribution in excess of $23 million for the third quarter. Amounts contributed must be used to repay indebtedness under the Broadcast Facility.

Whether or not Fox Television Stations exercises its Exchange Option with respect to SF Multistations, the Company will seek to generate sufficient cash to meet its liquidity needs from cash on hand, ongoing operations and the current assignment and sale of receivables due over the next 18 months. In addition, the Company may seek additional financing through the incurrence of additional indebtedness or may seek to revise the payment terms under the Broadcast Facility. While the Company believes that, if necessary, to meet anticipated obligations it will be able to sell its receivables, obtain additional financing or revise payment terms under the Broadcast Facility, there can be no assurance that such financing or revisions will be available. If the Company is not able to accomplish any of the foregoing, there could be a significant adverse impact on the Company.

Financing Arrangements

Broadcast Facility. The SF Broadcasting Companies financed their purchase of the SF Stations, in part, through $135 million of acquisition loans under the Broadcast Facility. Such acquisition loans are payable in 20 consecutive quarterly installments commencing on September 30, 1997, and are subject to mandatory prepayment out of the SF Stations' excess cash flow (as defined). At June 30, 1996, $131.5 million was outstanding and the SF Broadcasting Companies had $10 million of revolving, working capital loans available (subject to compliance with certain financial covenants) under the Broadcast Facility. The Broadcast Facility will mature in 2002.

Under certain circumstances, until June 30, 1997, the Company and Fox may be required to contribute additional capital to the SF
Broadcasting Companies (including as described above) if certain financial covenants are not met. The Broadcast Facility contains a requirement that the Company and Mr. Victor Kaufman and Mr. Lewis Korman maintain effective control of the SF Broadcasting Companies.

Corporate Facility. Under the Company's Corporate Facility, as amended, the maximum Commitment (as defined) of the Lenders is effectively $20 million until the earlier of December 31, 1996, or the termination of the Merger Agreement. However, the Company's ability to borrow under the Corporate Facility is substantially restricted. At June 30, 1996, no amounts were outstanding under the Corporate Facility.

Results of Operations

Three Months Ended June 30, 1996 in Comparison to the Three Months Ended June 30, 1995

Filmed Entertainment. The financial success of motion pictures is dependent upon a number of factors, the most important of which are public acceptance and costs. The results of operations in one fiscal period are not necessarily indicative of those in any other fiscal period. The Company's reduced activities in filmed entertainment will, in the future, significantly reduce its revenues, costs and losses in its motion picture business in comparison to 1995 and prior years.

Revenues increased $4.7 million to $27.1 million in the three months ended June 30, 1996 from $22.4 million in the three months ended June 30, 1995, primarily due to the timing of theatrical releases and the availability of product in secondary markets. Revenues for the three months ended June 30, 1996 included non-refundable advances received under an agreement with New Line Cinema, the sale of foreign rights for Faithful, the video availability of the Rysher Entertainment release Three Wishes, the pay television availability of Tales From the Hood, the network television availability of Shadowlands, and the sale of certain development projects. Revenues for the three months ended June 30, 1995 included the theatrical release of Circle of Friends and Tales From the Hood, the video availability of Exit to Eden, and the pay television availability of No Escape.

Costs related to revenues increased $40.3 million to $63.8 million in the three months ended June 30, 1996 from $23.5 million in the three months ended June 30, 1995 primarily due to the amortization of film costs, including losses relating to released films, for which the Company's costs exceeded its anticipated revenues, and certain other writedowns.

Selling, general and administrative expenses increased $0.4 million to $3.6 million in the three months ended June 30, 1996 from $3.2 million in the three months ended June 30, 1995, primarily due to the Company, in connection with its decision to suspend its marketing and distribution activities, not capitalizing overhead to the acquisition or production of film projects.

Broadcasting. As described in Note 2, the SF Broadcasting Companies acquired WVUE, WALA, and KHON on August 22, 1995 and WLUK on April 28, 1995. Accordingly, broadcasting results of operations have been included for the three months ended and six months ended June 30, 1996 but generally do not have comparable results of operations in 1995. All broadcasting results described herein are before giving effect to Fox Television Stations' minority interest. On June 13, 1996, Fox Television Stations acquired, through the exercise of an option, an additional 25% non-voting interest in SF Wisconsin which owns WLUK (see Note 2). For a discussion of the recent performance of the SF Stations, see "Results of Operations--Six Months Ended June 30, 1996 in Comparison to Six Months Ended June 30, 1995--Broadcasting."

Net broadcasting revenues of $12.3 million for the three months ended June 30, 1996 consist primarily of local and national advertising revenues.

Selling, general, and administrative costs of $2.7 million for the three months ended June 30, 1996 primarily include sales commissions, sales overhead, promotion, and general expenses.

Operating expenses of $4.9 million for the three months ended June 30, 1996 primarily include news, commercial production, and operations costs.

Amortization of broadcast rights of $1.0 million for the three months ended June 30, 1996 (including barter expense) has been calculated based on the respective contract terms or based on the number of runs to be shown.

Depreciation and amortization expense of $2.3 million for the three months ended June 30, 1996 relates to the amortization of broadcast licenses and other intangibles and the depreciation of fixed assets.

Corporate overhead of $0.5 million for the three months ended June 30, 1996 primarily consists of executive compensation, rent, utilities and franchise taxes.

Broadcasting operating income for the three months ended June 30, 1996 was $0.9 million. $0.7 million of such operating income relates to the Company's interest in the SF Broadcasting Companies and $0.2 million relates to Fox Television Stations' minority interest.
Interest Income and Interest Expense. Interest income decreased $1.7 million to $0.4 million in the three months ended June 30, 1996 from $2.1 million in the three months ended June 30, 1995, due to the decrease in invested capital as the Company repaid the Corporate Facility.

Interest expense increased $3.7 million to $3.8 million in the three months ended June 30, 1996 from $0.1 million in the three months ended June 30, 1995, due primarily to the borrowings under the Broadcast Facility and a reduction, in connection with the Company's decision to suspend its marketing and distribution activities, in interest capitalized to the acquisition or production of film projects.

Income Taxes. Income taxes of $0.2 million in the three months ended June 30, 1996 principally represent a tax benefit on the operations of the SF Broadcasting Companies. For tax purposes, the operations of the SF Broadcasting Companies are not consolidated with the Company.
Six Months Ended June 30, 1996 in Comparison to the Six Months Ended June
30, 1995

Filmed Entertainment. Film revenues increased $12.6 million to $43.9 million in the six months ended June 30, 1996 from $31.3 million in the six months ended June 30, 1995 primarily due to the timing of theatrical releases and availability of product in secondary markets. Revenues for the six months ended June 30, 1996 included non-refundable advances received under an agreement with New Line Cinema, the sale of foreign rights for Faithful, the video availability of Dr. Jekyll & Ms. Hyde, Last of the Dogmen, Steal Big Steal Little and the Rysher Entertainment release Three Wishes, the pay television availability of Circle of Friends and Tales From the Hood, the network television availability of Shadowlands, and the sale of certain development projects. Revenues for the six months ended June 30, 1995 included the theatrical release of The Walking Dead, Circle of Friends and Tales From the Hood, the video availability of Exit to Eden, and the pay television availability of Lightning Jack, Serial Mom, and No Escape.

Costs related to revenues increased $52.6 million to $90.1 million in the six months ended June 30, 1996 from $37.5 million in the six months ended June 30, 1995 primarily due to the amortization of film costs, including losses relating to released films, for which the Company's costs exceeded its anticipated revenues, and certain other writedowns.

Selling, general and administrative expenses increased $1.1 million to $7.7 million in the six months ended June 30, 1996 from $6.6 million in the six months ended June 30, 1995, primarily due to the Company, in connection with its decision to suspend its marketing and distribution activities, not capitalizing overhead to the acquisition or production of film projects.

Broadcasting. Net broadcasting revenues of $23.0 million for the six months ended June 30, 1996 consist primarily of local and national advertising revenues.

Because the SF Stations have only recently switched their network affiliation to the Fox Broadcasting Network ("Fox"), there can be no assurance that the new network affiliation will be successful for the Company. Based on the experience of other companies' stations that have switched their affiliation to Fox, the period following such a switch is a transitional one, which it is believed may adversely impact revenues and, to a greater relative extent, net income and broadcast cash flow. The SF Stations have experienced during the first two quarters of 1996, and are continuing to experience, such effects. For the six months ended June 30, 1996, aggregate revenues for the SF Stations are down approximately 22% compared to the comparable period of 1995 and broadcast cash flow is down to a significantly greater extent in comparison to the comparable period of 1995. The longer-term performance of the SF Stations after the initial transition period (which may last up to 12 to 18 months) will depend upon the management of each station in its local market, the adaptability of that station and its programming to the local market and the desire of advertisers to place advertising on each station, as to all of which there can be no assurance.

Selling, general, and administrative costs of $5.4 million for the six months ended June 30, 1996 primarily include sales commissions, sales overhead, promotion, and general expenses.

Operating expenses of $10.0 million for the six months ended June 30, 1996 and primarily include news, commercial production, and operations costs.

Amortization of broadcast rights of $2.0 million for the six months ended June 30, 1996 (including barter expense) has been calculated based on the respective contract terms or based on the number of runs to be shown.

Depreciation and amortization expense $4.5 million for the six months ended June 30, 1996 relates to the amortization of broadcast licenses and other intangibles and the depreciation of fixed assets.

Corporate overhead of $1.2 million for the six months ended June 30, 1996 primarily consists of executive compensation, rent, utilities and franchise taxes.

Interest Income and Interest Expense. Interest income decreased $2.9 million to $1.7 million in the six months ended June 30, 1996 from $4.6 million in the six months ended June 30, 1995, due to the decrease in invested capital as the Company repaid the Corporate Facility.

Interest expense increased $9.1 million to $9.3 million in the six months ended June 30, 1996 from $0.2 million in the six months ended June 30, 1995, due primarily to the borrowings under the Broadcast Facility and a reduction, in connection with the Company's decision to suspend its marketing and distribution activities, in interest capitalized to the acquisition or production of film projects.

Income Taxes. Income taxes of $0.6 million in the six months ended June 30, 1996 principally represent a tax benefit on the operations of the SF Broadcasting Companies. For tax purposes, the operations of the SF Broadcasting Companies are not consolidated with the Company.

Extraordinary Charge. The extraordinary charge of $5.5 million for the six months ended June 30, 1996 represents a charge taken in the first quarter of 1996 for the deferred credit facility costs relating to the reduction of the Commitment under the Corporate Facility.

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

The following is a reconciliation of broadcast cash flow for the six months ended June 30, 1996 (in thousands):


                                        Six Months
                                           Ended
                                        June 30, 1996
                                        -------------
                                        (Unaudited)

Broadcasting revenues, net             $ 23,024
Broadcasting costs                       23,008
Broadcasting operating income                16
Plus:
 Corporate overhead                       1,151
 Depreciation and amortization            4,483
 Amortization of broadcast rights         1,385
Minus:
 Cash payments for broadcast rights      (1,331)
Broadcast Cash Flow (before giving
 effect to the minority interest
 or exercise of the Exchange Options)  $  5,704

                             PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

        Not applicable

Item 2. Changes in Securities.

        Not applicable

Item 3. Defaults Upon Senior Securities.

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable

Item 5. Other Information.

On August 13, 1996, the Company, Silver King and Sub entered into an Amendment ("Amendment No. 2") to the Merger Agreement.

Pursuant to, and subject to the terms and conditions of, the Merger Agreement, as amended by Amendment No. 2, each issued and outstanding share of Common Stock of the Company, other than shares owned by Silver King, Sub or any other wholly owned subsidiary of Silver King, will be, upon consummation of the Merger, converted into the right to receive 0.14 of a fully paid and nonassessable share of common stock, $.01 par value per share, of Silver King ("Silver King Common Stock"). Pursuant to Amendment No. 2, the Company and Silver King agreed to reduce the exchange ratio from 0.20 to 0.14 of a share of Silver King Common Stock for each share of Company Common Stock in light of the recent performance of the SF Stations. No fractional shares of Silver King Common Stock will be issued upon consummation of the Merger; in lieu thereof, a cash payment will be made.

The Boards of Directors of the Company and Silver King each have, by a unanimous vote of those directors voting, approved Amendment No. 2 and recommended that the Company's and Silver King's stockholders, respectively, vote in favor of the Merger Agreement, as amended, and the transactions contemplated thereby.

In addition, Amendment No. 2 extends until December 31, 1996 (subject to extension in limited circumstances) the date after which the Merger Agreement may be terminated by either the Company or Silver King.

The foregoing description of the Merger Agreement, as amended, is qualified in its entirety by reference to the text of the Merger Agreement and Amendment No.2. The text of the Merger Agreement (which was filed as Exhibit 2 to the Company's Form 8-K dated November 27, 1995) and Amendment No.2 (which is attached hereto as Exhibit 2.2) is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

        a)     Exhibits.

               The exhibits to this report are listed on the exhibit index attached hereto and incorporated by reference herein.

        b)     Reports on Form 8-K.

        Not applicable

                                      SIGNATURE
                                      ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SAVOY PICTURES ENTERTAINMENT, INC.

August 14, 1996                By: /s/ Howard K. Bass
                                    Howard K. Bass
                                    Senior Vice President,
                                    Chief Financial Officer and
                                    Treasurer, signing both in his
                                    capacity as Senior Vice President
                                    on behalf of the Registrant and
                                    as Chief Financial Officer of
                                    the Registrant

                                    EXHIBIT INDEX
                                    -------------
Exhibit
- -------


  2.1     Agreement and Plan of Merger dated as of November 27,
          1995, among Savoy Pictures Entertainment, Inc., Silver
          King Communications, Inc. and Thames Acquisition Corp
          (incorporated by reference to Exhibit 2 to the Company's Form 8-K dated November 27, 1995).

  2.2 Amendment to the Agreement and Plan of Merger, dated as of August 13, 1996, among Savoy Pictures
          Entertainment, Inc., Silver King Communications, Inc.
          and Thames Acquisition Corp.

  27      Financial Data Schedule