Form 10-Q
period 1996-09-30
SAVOY PICTURES ENTERTAINMENT INC
filed 1996-11-13
CIK 897079

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

Yes   X     No
    ------      -------
     As of November 6, 1996, there were 30,041,932 shares of Common Stock outstanding.

                       SAVOY PICTURES ENTERTAINMENT, INC.

                                      INDEX

                         PART I.  FINANCIAL INFORMATION




                                                                      Page No.
                                                                      --------

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets -
        September 30, 1996 and December 31, 1995  . . . . . . . . . .       3

        Consolidated Statements of Operations -
        Nine Months Ended September 30, 1996 and September 30, 1995 .       4

        Consolidated Statement  of Stockholders' Equity -  Nine Months
        Ended September 30, 1996  . . . . . . . . . . . . . . .. . . . .    5

        Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1996 and September 30, 1995 . .     6

        Notes to Consolidated Financial Statements  . . . . . . . . . .     7

Item 2. Management's  Discussion  and  Analysis  of  Financial  Condition
        and  Results of Operations  . . . . . . . . . . . . . . . . . . . .11


                  PART II.  OTHER INFORMATION




Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .18
Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .18

Item 3. Defaults upon Senior Securities . . . . . . . . . . . . . . . . . .18

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . .18

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . .18

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .18

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                       SAVOY PICTURES ENTERTAINMENT, INC.
                           Consolidated Balance Sheets


                                                                            September 30,               September 30,
                                                                               1996                         1996
                                                                             -------------               -------------
                                                                               (Unaudited)
                                                                                     (In thousands, except
                                                                                       per share amounts)
ASSETS
Cash and cash equivalents                                                   $  51,796                 $  17,448
Accounts receivable                                                            25,441                    35,664
U.S. Government securities                                                        325                   102,579
Inventories, net (Note 3)                                                      80,494                   178,532
Fixed assets, net                                                              18,818                    19,938
Broadcast licenses and other intangibles, net                                 255,294                   260,785
Deferred charges, net                                                           4,187                    11,551
Other assets                                                                    4,986                     3,757
                                                                               -----------------------  --------------------------
             Total assets                                                    $ 441,341                 $ 630,254
                                                                               =======================  ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                        $  29,823                 $  41,687
Deferred revenue                                                                 2,059                    23,362
Deferred taxes                                                                      45                       653
Note payable - related parties                                                  12,500                    12,500
Long-term debt - other                                                          38,986                    39,120
Corporate Facility                                                               --                       95,000
Broadcast Facility                                                              131,500                   134,000
                                                                              -----------------   -------------------------
             Total liabilities                                                  214,913                   346,322

Minority interest (Note 1)                                                       95,171                    68,963
Commitments (Note 3)
Stockholders' equity:
Preferred stock, $.01 par value:
             authorized shares - 10,000,000; issued and
             outstanding shares--none                                              --                        --
Common stock, $.01 par value:
             authorized shares - 100,000,000; issued and
             outstanding shares - 30,041,932 in 1996 and 1995                       300                     300
Additional paid-in capital                                                        366,952                 366,952
Unamortized value of restricted stock                                             (6,465)                 (7,531)
Unrealized gains on U.S. Government securities                                      --                       58
Deficit                                                                         (229,530)                (144,810)
Total stockholders' equity                                                       131,257                  214,969
                                                                            ------------------------    --------------------
Total liabilities and stockholders' equity                                    $ 441,341                  $ 630,254


See accompanying notes.

                       SAVOY PICTURES ENTERTAINMENT, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                         Three Months Ended                            Nine Months Ended
                                                           September 30,                                 September 30,
                                          ----------------------------------------------   --------------------------------------
                                                 1996(a)                   1995                     1996(a)               1995
                                          --------------------   -----------------------   -------------------------  ------------
                                                                  (In thousands, except per share amounts)
Revenues:
  Filmed entertainment                          $  19,537                $ 15,605                   $ 63,474             $ 46,915
                                                   12,350                   6,901                     35,374                8,717
  Broadcasting, net                       --------------------   ------------------------  -------------------------  -----------
                                                   31,887                  22,506                     98,848               55,632

Filmed entertainment costs:
  Costs related to revenues                        33,072                  43,896                    123,138               81,355
                                                    2,567                   3,758                     10,289               10,384
  Selling, general, and administrative    ---------------------  ------------------------  -------------------------  ------------
                                                   35,639                  47,654                    133,427               91,739

Broadcasting costs:
  Selling, general, and administrative              2,730                   1,308                      8,070                1,688
  Operating expenses                                5,298                   2,348                     15,380                2,832
  Amortization of broadcast rights                  1,048                     311                      3,000                  371
  Depreciation and amortization                     2,234                     950                      6,717                1,116
                                                      798                     426                      1,949                  810
  Corporate overhead                      ---------------------  ------------------------  -------------------------  ------------
                                                   12,108                   5,343                     35,116                6,817
Operating income (loss):
  Filmed entertainment                            (16,102)                (32,049)                   (69,953)             (44,824)
                                                      242                   1,558                        258                1,900
  Broadcasting                            ---------------------  ------------------------  -------------------------  ------------
                                                  (15,860)                (30,491)                   (69,695)             (42,924)
Interest income                                       386                   1,686                      2,053                6,299
                                                    3,993                   2,689                     13,326                2,948
Interest expense                          ---------------------  ------------------------  -------------------------  ------------
                                                   (3,607)                 (1,003)                   (11,273)               3,351

Loss before income taxes, minority        ---------------------  ------------------------  -------------------------  ------------
 interest and extraordinary charge                (19,467)                (31,494)                   (80,968)             (39,573)
Income tax expense (benefit)                           --                     170                       (580)                 177
                                                     (850)                     (4)                    (2,039)                  36
Minority interest in SF Broadcasting      ---------------------  ------------------------  -------------------------  ------------

Loss before extraordinary charge                  (18,617)                (31,660)                   (78,349)             (39,786)
Extraordinary charge, reduction in                   (844)                     --                     (6,371)                  --
 Corporate Facility (Note 4)              ---------------------  ------------------------  -------------------------  ------------
                                                $ (19,461)               $(31,660)                  $(84,720)            $(39,786)
Net loss                                  =====================  ========================  =========================  ============

Loss per share:
  Loss before extraordinary charge              $    (.63)               $  (1.07)                  $  (2.64)            $  (1.35)
                                                     (.03)                     --                       (.22)                  --
  Extraordinary charge                    ---------------------  ------------------------  -------------------------  ------------
                                                $    (.66)               $  (1.07)                  $  (2.86)            $  (1.35)
  Net loss                                =====================  ========================  =========================  ============

                                                   29,680                  29,585                     29,645               29,548
Average shares outstanding                =====================  ========================  =========================  ============

See accompanying notes.

[FN]

<F1> (a) The SF Broadcasting Companies acquired WVUE-TV, WALA-TV, and KHON-TV on August 22, 1995 and WLUK-TV on April 28, 1995. Accordingly, broadcasting results of operations for the three months ended and nine months ended September 30, 1996 generally do not have comparable results in 1995.

                       SAVOY PICTURES ENTERTAINMENT, INC.
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                Unrealized
                                                                                  Gains
                                                           Unamortized           (Losses)
                                      Additional            Value of             on U.S.
                       Common           Paid-In            Restricted           Government
                       Stock            Capital               Stock             Securities           Deficit             Total
                    -----------  -------------------   -------------------  -----------------  ------------------  ---------------
                                                                 (in Thousands)

Balance at
 December 31,
 1995                  $  300          $366,952             $ (7,531)             $   58           $ (144,810)         $214,969
Amortization of
 deferred
 compensation
 under 1994
 Restricted Stock
 Plan                      --                --                1,066                  --                   --             1,066
Change in
 unrealized gains
 (losses)                  --                --                   --                 (58)                  --               (58)
                           --                --                   --                  --              (84,720)          (84,720)
Net loss            -----------  -------------------   -------------------  -----------------  ------------------  ---------------
Balance at
 September 30,         $  300          $366,952             $ (6,465)             $   --           $ (229,530)         $131,257
 1996               ===========  ===================   ===================  =================  ==================  ===============


See accompanying notes.

                       SAVOY PICTURES ENTERTAINMENT, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)



                                                                                       Nine Months               Nine Months
                                                                                          Ended                     Ended
                                                                                      September 30,             September 30,
                                                                                          1996                       1995
                                                                                ------------------------  ------------------------
                                                                                                  (In thousands)
OPERATING ACTIVITIES
Net loss                                                                                    $(84,720)               $(39,786)
Adjustment to reconcile net loss to net cash provided by (used in)
    operating activities:
             Depreciation and amortization                                                     9,385                   3,039
             Amortization of premium on U.S. Government Securities                               434                   2,362
             Amortization of restricted stock                                                  1,066                   1,066
             Inventory amortization                                                          118,852                  80,126
             Gain on sale of U.S. Government securities                                         (158)                     --
             Benefit for deferred income taxes                                                  (608)                     --
             Minority interest in SF Broadcasting                                             (2,039)                     36
             Extraordinary charge                                                              6,371                      --

Changes in operating assets and liabilities:
             Accounts receivable                                                              10,223                  (9,869)
             Inventories                                                                     (20,814)               (165,454)
             Other assets                                                                     (2,069)                  1,826
             Accounts payable and accrued expenses                                           (11,863)                 33,075
             Deferred revenue                                                                (21,303)                 (4,800)
                                                                                ------------------------  ------------------------
             Net cash provided by (used in) operating activities                               2,757                 (98,379)

INVESTING ACTIVITIES
Purchase of U.S. Government securities                                                       (23,719)                (74,452)
Maturities of U.S. Government securities                                                      28,498                 122,593
Sales of U.S. Government securities                                                           96,165                  28,570
Decrease in interest receivable                                                                  978                     102
Purchases of fixed assets                                                                       (694)                 (1,227)
Exercise of Exchange Option (Note 2)                                                          27,631                      --
Purchase of SF Stations, net of cash acquired                                                     --                (212,556)
                                                                                ------------------------  ------------------------
             Net cash provided by (used in) investing activities                             128,859                (136,970)

FINANCING ACTIVITIES
Borrowings (repayments) of Corporate Facility                                                (95,000)                 86,000
Borrowings (repayments) of Broadcast Facility                                                 (2,500)                134,000
Increase in deferred charges                                                                    (382)                 (9,889)
Capital contributions from minority shareholder                                                  614                      --
Other                                                                                             --                      --
                                                                                ------------------------  ------------------------
             Net cash provided by (used in) financing activities                             (97,268)                210,111
                                                                               -------------------------  ------------------------

Net increase (decrease) in cash and cash equivalents                                          34,348                 (25,238)
Cash and cash equivalents at beginning of period                                              17,448                  27,052
                                                                                ------------------------  ------------------------
                                                                                            $ 51,796                $  1,814
Cash and cash equivalents at end of period                                      ========================  ========================

See accompanying notes.

                       SAVOY PICTURES ENTERTAINMENT, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)

Note 1 - Basis of Presentation

Description of Business

Savoy Pictures Entertainment, Inc. (the "Company") operates in the television broadcasting and motion picture businesses. Through its subsidiaries, the Company owns a controlling interest in four VHF television stations located in the 41st through 71st largest markets in the United States (see Note 2). In the past, the Company developed, financed, produced, marketed and distributed motion pictures. As previously announced, the Company has suspended its marketing and distribution activities and has significantly reduced its other activities in the motion picture business.

On November 27, 1995, the Company, Silver King Communications, Inc. ("Silver King") and Thames Acquisition Corp. ("Sub") entered into an Agreement and Plan of Merger which was subsequently amended on August 13, 1996 (as so amended, the "Merger Agreement"). Pursuant to, and subject to the terms and conditions of the Merger Agreement, Silver King has agreed to acquire the Company (the "Merger"). Upon consummation of the Merger, Sub will be merged into the Company and each issued and outstanding share of common stock of the Company will be converted into the right to receive 0.14 of a fully paid nonassessable share of common stock of Silver King. As a result, the Company will become a wholly-owned indirect subsidiary of Silver King.

Silver King's, and the Company's, obligation to consummate the Merger is subject to certain conditions, including, among others, (i) receipt of all necessary regulatory approvals; (ii) the approval by a requisite vote of Silver King's stockholders of the issuance of Silver King stock in connection with the Merger and (iii) the approval by a requisite vote of the Company's stockholders of the Merger Agreement and the Merger. On August 16, 1996, the Company and Silver King received the approval of the Federal Communications Commission to consummate the Merger, which approval became final on October 2, 1996. There can be no assurances as to whether, or when, such conditions will be satisfied or whether any necessary regulatory approvals may have certain conditions. In the Merger Agreement, the Company has covenanted as to itself and its subsidiaries that, until the consummation of the Merger or the termination of the Merger Agreement, among other things, it will not, without the consent of Silver King, take certain actions outside the ordinary course of business or engage in certain specified transactions, whether or not in the ordinary course of business. Accordingly, the Company must seek, and has sought, the consent of Silver King prior to making many business decisions and there can be no assurance that Silver King will grant its consent with respect to actions which the Company desires to take.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. Minority interest represents the interest of a subsidiary of Fox Television Stations, Inc. ("Fox Television Stations") in the SF Broadcasting Companies, as described in Note 2. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The SF Broadcasting Companies (as defined below) acquired WVUE-TV ("WVUE"), WALA-TV ("WALA"), and KHON-TV ("KHON") on August 22, 1995 and WLUK-TV ("WLUK") on April 28, 1995 (the four stations are collectively referred to herein as the "SF Stations"). Accordingly, broadcasting results of operations for the nine months ended September 30, 1996 generally do not have comparable results in 1995 (see Note 2). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for its fiscal year ended December 31, 1995. Certain amounts in 1995 have been reclassified to conform to the 1996 presentation.

Note 2 - Ownership of the SF Stations

A subsidiary of the Company owns 50% of the common equity, and 100% of the voting stock, of both SF Multistations, Inc. ("SF Multistations") and SF Broadcasting of Wisconsin, Inc. ("SF Wisconsin") (together with their subsidiaries, the "SF Broadcasting Companies"). A subsidiary of Fox Television Stations owns the remainder of the non-voting common stock of the SF Broadcasting Companies and approximately $39 million of preferred stock. The FCC orders approving the transfer of the licenses for the SF Stations to the SF Broadcasting Companies are subject to the final rule making with respect to the television station attribution rules with respect to Fox Television Stations' investment in the SF Broadcasting Companies. SF Multistations owns WVUE, WALA, and KHON; SF Wisconsin owns WLUK.

On June 13, 1996 and September 11, 1996, Fox Television Stations increased its non-voting interest in SF Wisconsin and SF Multistations, respectively, to 50% of the common equity (non-voting), through the exercise of options to acquire an additional 25% common equity (non-voting) interests in SF Wisconsin and SF Multistations. Collectively, such options are referred to herein as the "Exchange Options." In consideration for its exercise of the Exchange Options relating to SF Wisconsin and SF Multistations, Fox Television Stations paid a subsidiary of the Company approximately $3.1 million and $23.8 million, respectively.

Because the Company acquired its controlling interest in the SF Stations in 1995, the following unaudited pro forma consolidated financial information gives effect to the acquisitions of the SF Stations as if they had occurred at the beginning of the period presented. These pro forma results include certain adjustments, primarily increased amortization and interest expense, anticipated cost savings at the SF Stations, and the elimination of non-recurring expenses incurred by the seller. The pro forma information is not necessarily indicative of what the results would have been had the acquisitions occurred at the beginning of the respective period nor is it necessarily indicative of future operating results of the combined company. Certain amounts in the acquired companies' statements of operations have been reclassified to conform with the SF Broadcasting Companies' presentation.


                                                         Pro Forma
                                                        Nine Months
                                                           Ended
                                                     September 30, 1995
                                                     ------------------
                                                       (In thousands,
                                                  except per share amount)
Revenues                                                  $90,410
Net loss                                                  (41,987)
Net loss per share                                         (1.42)

Note 3 - Inventories

Inventories are comprised of the following (in thousands):

                                September 30, 1996           December 31, 1995
                                ------------------           -----------------
Unamortized film costs:
 Released                                $  50,878                    $ 58,836
 In process                                 24,335                     116,313
                                         ---------                    --------
                                            75,213                     175,149
Television     broadcast                     5,281                       3,383
rights                                   ---------                    --------
                                           $80,494                    $178,532
                                         =========                    ========


Future payments relating to commitments for television broadcast rights not yet available for broadcast as of September 30, 1996 were $4.9 million. The liabilities and assets related to these commitments have not been recognized in the accompanying consolidated financial statements.

Note 4 - Extraordinary Charge

The Company terminated, as of September 9, 1996, the Commitments of the Lenders (as such terms are defined) under the Company's Credit Agreement, dated as of June 1, 1995 (the "Corporate Facility"). The Company had previously entered into an amendment, dated as of March 11, 1996, to the Corporate Facility, which provided, among other things, that the Commitments of the Lenders would, effectively, be reduced to $20 million. The extraordinary charge of $6.4 million for the nine months ended September 30, 1996 represents charges taken during the period for the deferred credit facility costs relating to the reduction in the first quarter, and termination in the third quarter, of the Commitments under the Corporate Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company operates in the television broadcasting and motion picture businesses. Through its subsidiaries, the Company owns a controlling interest in four VHF television stations. In the past, the Company developed, financed, produced, marketed and distributed motion pictures. As previously announced, the Company has suspended its marketing and distribution activities and has significantly reduced its other activities in the motion picture business.

In November 1995, the Company, Silver King and Sub entered into the Merger Agreement pursuant to, and subject to the terms and conditions of which, Silver King has agreed to acquire the Company (see Note 1).

Liquidity and Capital Resources

During the nine months ended September 30, 1996, the Company's operating activities provided $2.8 million of cash and sales of U.S. Government Securities provided $96.2 million of cash. These proceeds were used primarily to repay outstanding borrowings under the Corporate Facility. During this period, Fox Television Stations' exercise of the Exchange Options (see Note 2) provided $27.6 million of cash, including $0.7 million relating to the reimbursement of certain corporate overhead expenses.

In light of the recent performance of the SF Stations (as described below), the Company and Fox Television Stations contributed $39 million in additional capital to the SF Broadcasting Companies on November 12, 1996, which contribution was used to reduce the outstanding loans under the SF
Broadcasting Companies' Credit Agreement, dated as of June 30, 1995 (the "Broadcast Facility"). The contribution was made pursuant to a preexisting agreement entered into in connection with the closing of the Broadcast Facility. The Company's share of the contribution, proportional to its 50% common equity interest in the SF Stations, was $19.5 million.

The Company will seek to generate sufficient cash to meet its liquidity needs from cash on hand, ongoing operations and the current assignment and sale of receivables due over the next 18 months. In addition, the Company may seek additional financing through the incurrence of additional indebtedness or may revise the payment terms under the Broadcast Facility. While the Company believes that, if necessary, to meet anticipated obligations it will be able to sell its receivables or obtain additional financing or revise payment terms under the Broadcast Facility, there can be no assurance that such financing or revisions will be available. If the Company is not able to accomplish any of the foregoing, there could be a significant adverse impact on the Company.

Financing Arrangements

Broadcast Facility. The SF Broadcasting Companies financed their purchase of the SF Stations, in part, through $135 million of acquisition loans under the Broadcast Facility. The Broadcast Facility will mature in 2002. Such acquisition loans are payable in 20 consecutive quarterly installments commencing on September 30, 1997, and are subject to mandatory prepayment out of the SF Stations' excess cash flow (as defined).

As of September 30, 1996, the SF Broadcasting Companies had an aggregate of $131.5 million in loans outstanding under the Broadcast Facility. In addition, the SF Broadcasting Companies had an aggregate of $10 million of revolving working capital loans available under the Broadcast Facility (subject to compliance with certain financial covenants). On November 8, 1996, the Company terminated the availability of working capital loans under the Broadcast Facility.

In order for the SF Broadcasting Companies to comply with a covenant regarding broadcast cash flow, a subsidiary of the Company and Fox Television Stations each contributed $19.5 million (a total of $39 million) to the capital of the SF Broadcasting Companies in November 1996 pursuant to a preexisting agreement entered into in connection with the closing of the Broadcast Facility. This contribution in turn was used by the SF Broadcasting Companies to pay down such loans to approximately $92.5 million. It is anticipated that another capital contribution with respect to the four quarters ending December 31, 1996 will have to be made by a subsidiary of the Company and Fox Television Stations (in an amount which will be significantly lower than the November contributions) to the SF Broadcasting Companies in order for the SF Broadcasting Companies to reduce indebtedness under the Broadcast Facility and be in compliance with such covenant.

The Company and the Lenders under the Broadcast Facility have agreed in principle to enter into an amendment to the Broadcast Facility ("Amendment No. 1"). Among other things, Amendment No. 1 provides that Mr. Barry Diller or any corporation controlled by Barry Diller (in addition to Mr. Victor Kaufman and Mr. Lewis Korman) constitutes a designated person for purposes of the Broadcast Facility's requirement that at least one designated person maintain effective control of the SF Broadcasting Companies. Reference is made to Amendment No. 1 which is attached hereto as Exhibit 10.1. While the Lenders have confirmed their agreement in principle to Amendment No. 1, the amendment must be executed by the requisite number of Lenders, as to which there can be no assurance.

Corporate Facility. As described in Note 4, the Company terminated, as of September 9, 1996, the Commitments of the Lenders under the Corporate Facility. As a result, no amounts were outstanding under the Corporate Facility as of September 30, 1996, and the Company has no ability to borrow under the Corporate Facility.

Results of Operations

Three Months Ended September 30, 1996 in Comparison to the Three Months Ended September 30, 1995

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

Revenues increased $3.9 million to $19.5 million in the three months ended September 30, 1996 from $15.6 million in the three months ended September 30, 1995, primarily due to the timing of theatrical releases, and the availability of product in secondary markets. Revenues for the three months ended September 30, 1996 included non-refundable advances received under an agreement with New Line Cinema, the video availability of Getting Away With Murder, and the network television availability of Lightning Jack. Revenues for the three months ended September 30, 1995 included the theatrical release of Dr. Jekyll and Ms. Hyde, Last of the Dogmen, and The Show (a Rysher Entertainment Release), and the video availability of Walking Dead and Circle of Friends.

Costs related to revenues decreased $10.8 million to $33.1 million in the three months ended September 30, 1996 from $43.9 million in the three months ended September 30, 1995 primarily due to the Company's reduced activities in filmed entertainment. These costs include the amortization of film costs, including losses relating to released films, for which the Company's costs exceeded its anticipated revenues, and certain other writedowns.

Selling, general and administrative expenses decreased $1.2 million to $2.6 million in the three months ended September 30, 1996 from $3.8 million in the three months ended September 30, 1995, primarily due to the Company's reduced activities in filmed entertainment.

Broadcasting. As described in Note 2, the SF Broadcasting Companies acquired WVUE, WALA, and KHON on August 22, 1995 and WLUK on April 28, 1995. Accordingly, broadcasting results of operations have been included for the three months ended and nine months ended September 30, 1996 but generally do not have comparable results of operations in 1995. All broadcasting results described herein are before giving effect to Fox Television Stations' minority interest. On June 13, 1996 and September 11, 1996, Fox Television Stations increased its non-voting interest in SF Wisconsin and SF Multistations, respectively, to 50% of the common equity (non-voting) of such entity, through the exercise of the Exchange Options (see Note 2). For a discussion of the recent performance of the SF Stations, see "Results of Operations--Nine Months Ended September 30, 1996 in Comparison to Nine Months Ended September 30, 1995- -Broadcasting."

Net broadcasting revenues of $12.4 million for the three months ended September 30, 1996 consist primarily of local and national advertising revenues.

Selling, general and administrative costs of $2.7 million for the three months ended September 30, 1996 primarily include sales commissions, sales overhead, promotion, and general expenses.

Operating expenses of $5.3 million for the three months ended September 30, 1996 primarily include news, commercial production, and operations costs.

Amortization of broadcast rights of $1.0 million for the three months ended September 30, 1996 (including barter expense) has been calculated based on the respective contract terms or based on the number of runs to be shown.

Depreciation and amortization expense of $2.2 million for the three months ended September 30, 1996 relates to the amortization of broadcast licenses and other intangibles and the depreciation of fixed assets.

Corporate overhead of $0.8 million for the three months ended September 30, 1996 primarily consists of executive compensation, rent, utilities and franchise taxes.

Interest Income and Interest Expense. Interest income decreased $1.3 million to $0.4 million in the three months ended September 30, 1996 from $1.7 million in the three months ended September 30, 1995, due to the decrease in invested capital as the Company repaid the Corporate Facility.

Interest expense increased $1.3 million to $4.0 million in the three months ended September 30, 1996 from $2.7 million in the three months ended September 30, 1995, due primarily to the borrowings under the Broadcast Facility and a reduction, in connection with the Company's decision to suspend its motion picture marketing and distribution activities, in interest capitalized to the acquisition or production of film projects.

Extraordinary Charge. The extraordinary charge of $0.8 million for the three months ended September 30, 1996 represents a charge taken for the deferred credit facility costs relating to the termination of the Corporate Facility (see Note 4).

Nine Months Ended September 30, 1996 in Comparison to the Nine Months Ended September 30, 1995

Filmed Entertainment. Film revenues increased $16.6 million to $63.5 million in the nine months ended September 30, 1996 from $46.9 million in the nine months ended September 30, 1995 primarily due to the timing of theatrical releases and availability of product in secondary markets. Revenues for the nine months ended September 30, 1996 included non-refundable advances received under an agreement with New Line Cinema, the sale of foreign rights for Faithful, the video availability of Dr. Jekyll & Ms. Hyde, Last of the Dogmen, Steal Big Steal Little, Three Wishes (a Rysher Entertainment release) and Getting Away With Murder, the pay television availability of Circle of Friends and Tales From the Hood, the network television availability of Shadowlands and Lightning Jack, and the sale of certain development projects. Revenues for the nine months ended September 30, 1995 included the theatrical release of The Walking Dead, Circle of Friends, Tales From the Hood, Dr. Jekyll and Ms. Hyde, Last of the Dogmen, and The Show (a Rysher Entertainment release), the video availability of Exit to Eden, Walking Dead and Circle of Friends, and the pay television availability of Lightning Jack, Serial Mom, and No Escape.

Costs related to revenues increased $41.7 million to $123.1 million in the nine months ended September 30, 1996 from $81.4 million in the nine months ended September 30, 1995 primarily due to the amortization of film costs, including losses relating to released films, for which the Company's costs exceeded its anticipated revenues, and certain other writedowns.

Selling, general and administrative expenses decreased $0.1 million to $10.3 million in the nine months ended September 30, 1996 from $10.4 million in the nine months ended September 30, 1995, primarily due to the Company's reduced activities in filmed entertainment, partially offset by the Company not capitalizing overhead to the acquisition or production of film projects.

Broadcasting. Net broadcasting revenues of $35.4 million for the nine months ended September 30, 1996 consist primarily of local and national advertising revenues.

Because the SF Stations have only recently switched their network affiliation to the Fox Broadcasting Network ("Fox"), there can be no assurance that the new network affiliation will be successful for the Company. Based on the experience of other companies' stations that have switched their affiliation to Fox, the period following such a switch is a transitional one, which it is believed may adversely impact revenues and, to a greater relative extent, net income and broadcast cash flow. The SF Stations have experienced during the first three quarters of 1996, and are continuing to experience, such effects. For the nine months ended September 30, 1996, aggregate revenues for the SF Stations are down approximately 19% compared to the comparable period of 1995 and broadcast cash flow is down to a significantly greater extent in comparison to the comparable period of 1995. The longer-term performance of the SF Stations after the initial transition period (which may last up to 12 to 18 months) will depend upon the management of each station in its local market, the adaptability of that station and its programming to the local market and the desire of advertisers to place advertising on each station, as to all of which there can be no assurance.

Selling, general and administrative costs of $8.1 million for the nine months ended September 30, 1996 primarily include sales commissions, sales overhead, promotion, and general expenses.

Operating expenses of $15.4 million for the nine months ended September 30, 1996 and primarily include news, commercial production, and operations costs.

Amortization of broadcast rights of $3.0 million for the nine months ended September 30, 1996 (including barter expense) has been calculated based on the respective contract terms or based on the number of runs to be shown.

Depreciation and amortization expense of $6.7 million for the nine months ended September 30, 1996 relates to the amortization of broadcast licenses and other intangibles and the depreciation of fixed assets.

Corporate overhead of $1.9 million for the nine months ended September 30, 1996 primarily consists of executive compensation, rent, utilities and franchise taxes.

Interest Income and Interest Expense. Interest income decreased $4.2 million to $2.1 million in the nine months ended September 30, 1996 from $6.3 million in the nine months ended September 30, 1995, due to the decrease in invested capital as the Company repaid the Corporate Facility.

Interest expense increased $10.4 million to $13.3 million in the nine months ended September 30, 1996 from $2.9 million in the nine months ended September 30, 1995, due primarily to the borrowings under the Broadcast Facility and a reduction, in connection with the Company's decision to suspend its marketing and distribution activities, in interest capitalized to the acquisition or production of film projects.

Extraordinary Charge. The extraordinary charge of $6.4 million for the nine months ended September 30, 1996 represents charges taken during the period for the deferred credit facility costs relating to the reduction in the first quarter, and termination in the third quarter, of the Corporate Facility (see
Note 4).

Broadcast Cash Flow -- SF Stations

Broadcast cash flow is defined as broadcast operating income, plus broadcast corporate overhead, depreciation and amortization, and amortization of broadcast rights, minus cash payments for broadcast rights. Cash payments for broadcast rights represent cash payments made for current program payables adjusted to reflect fair value. Broadcast cash flow is shown before giving effect to the minority interest. Broadcast cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. Broadcast cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

The following is a reconciliation of broadcast cash flow for the nine months ended September 30, 1996 (in thousands):

                                                      Nine Months
                                                         Ended
                                                   September 30, 1996
                                                  -------------------
                                                      (Unaudited)

Broadcasting revenues, net                           $35,374
Broadcasting costs                                    35,116
                                                     -------
Broadcasting operating income                            258
Plus:
 Corporate overhead                                    1,949
 Depreciation and amortization                         6,717
 Amortization of broadcast rights                      2,036
Minus:
 Cash payments for broadcast rights                   (1,998)
                                                     -------
Broadcast Cash Flow (before giving effect
 to the minority interest)
                                                     $ 8,962
                                                     =======

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable

Item 2.  Changes in Securities.

         Not applicable

Item 3.  Defaults Upon Senior Securities.

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable

Item 5.  Other Information.

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

         a)      Exhibits.

         The exhibits to this report are listed on the exhibit index attached hereto and incorporated by reference herein.

         b)      Reports on Form 8-K.

         The Company filed a current report on Form 8-K of the Company, dated September 11, 1996, relating to Fox Television Stations' exercise of the Exchange Options.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SAVOY PICTURES ENTERTAINMENT, INC.

            November 13, 1996           By:/s/ Howard K. Bass
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Treasurer, signing both in his
                                        capacity as Senior Vice President
                                        on behalf of the Registrant and
                                        as Chief Financial Officer of
                                        the Registrant

                                  EXHIBIT INDEX


                   Exhibit

10.1 Form of Amendment and Waiver to the Credit Agreement, dated as of June 30, 1995, among SF Broadcasting of New Orleans, Inc., SF Broadcasting of Mobile, Inc., SF Broadcasting of Honolulu, Inc. and SF Broadcasting of Green Bay, Inc., as borrowers, the financial institutions from time to time party thereto, and The Chase Manhattan Bank (formerly known as Chemical Bank) (as administrative agent and collateral agent).

10.2 Amendment, dated as of August 13, 1996, to the Agreement and Plan of Merger among Savoy Pictures Entertainment,
              Inc., Silver King Communications, Inc. and Thames
              Acquisition Corp. (incorporated by reference to Exhibit 2.2 to the Company's Form 10-Q for the six months ended
              June 30, 1996).

27            Financial Data Schedule